Form 10-Q
period 2011-06-30
PLASTRON ACQUISITION CORP III
filed 2011-11-14
CIK 1526600

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54470

Plastron Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	45-2396212
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

712 Fifth Avenue, New York, NY 10019
(Address of principal executive offices)

(212) 759-2020
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,718,750 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2011.

PLASTRON ACQUISITION CORP. III

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 as amended, initially filed with the Securities and Exchange Commission (the "SEC") on August 4, 2011.

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM BALANCE SHEET

	As of	As of
	June 30, 2011	May 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Total current assets	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LONG TERM LIABILITIES:
Accrued interest - related party	$51	$10
Accounts payable	337	337
Note payable - related party	12,500	12500
Advances - related party	3,000	-

TOTAL LIABILITIES	15,888	12,847

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	-	-
Stock receivable	(500)	(500)
Deficit accumulated during the development stage	(15,888)	(12,847)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,888)	(12,847)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

		From Inception
	Three Months Ended	(May 24, 2011) to
	June 30, 2011	June 30, 2011

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative expenses	15,837	15,837

LOSS FROM OPERATIONS	(15,837)	(15,837)

OTHER EXPENSE
Interest expense - related party	51	51
Total other expense	(51)	(51)

NET LOSS	(15,888)	(15,888)

BASIC NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC	5,000,000	5,000,000

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

		From Inception
	Three Months Ended	(May 24, 2011) to
	June 30, 2011	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,888)	$(15,888)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating liabilities:	337	337
Increase in accrued liabilities	51	51
Net cash used in operating activities	$(15,500)	$(15,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-
Proceeds from note payable - related party	12,500	12,500
Related party advances	3,000	3,000
Net cash provided by financing activities	15,500	15,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$0	$0

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$0

Supplemental Schedule of Non-cash for
Investing and Financing Activities:
Common stock receivable	$500	$500

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (May 24, 2011) to June 30, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common stock	(Deficit) Accumulated During the Development	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
BALANCES AT INCEPTION (MAY 24, 2011)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share	-	-	5,000,000	500	-	(500)	-	-
Net loss	-	-	-	-	-		(15,888)	(15,888)
BALANCES AT JUNE 30, 2011	-	$-	5,000,000	$500	$-	$(500)	(15,888)	(15,888)

PLASTRON ACQUISITION CORP. III
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Plastron Acquisition Corp. III (the “Company”) was incorporated in the state of Delaware on May 24, 2011 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage as defined in ASC Topic 915. All activities of the Company to date relate to its organization, initial funding and share issuances.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, and had an accumulated deficit of ($15,888) as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10 as amended, initially filed August 4, 2011. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(c)	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PLASTRON ACQUISITION CORP. III
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited))

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)	Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Loss per common share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(f)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(g)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 through ASU 2011-4 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 -NOTE PAYABLE – RELATED PARTY:

On May 25, 2011, the Company entered into an unsecured loan agreement with Broadband Capital Management, LLC “BCM”, pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, serve as management of BCM, a registered broker-dealer. Interest accrues on the outstanding principal balance of this loan on the basis of a 360-day year daily from May 25, 2011, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum.

Form inception (May 24, 2011) to June 30, 2011, interest expense was $51.

NOTE 3 -RELATED PARTY ADVANCES:

During the three months ended June 30, 2011, the Company received a total of $3,000 in advances from BCM. The $27,768 in advances made during the three month period ended June 30, 2011 bear no interest and are payable on demand.

PLASTRON ACQUISITION CORP. III
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 -STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

On May 25, 2011, Mr. Rapp and Mr. Wagenheim entered into purchase agreements, as amended on July 19, 2011 (See Note 5, below), with respect to 5,000,000 shares of common stock (the “Founder Shares”) for total cash consideration of $500 (or $0.0001 per share).  Mr. Rapp purchased 3,125,000 Founder Shares and Mr. Wagenheim purchased 1,875,000 Founder Shares.  As of June 30, the Company has not received the $500 related to the stock purchase and recorded a common stock receivable for the balance due.

As of June 30, 2011, 5,000,000 shares of Common Stock were issued and outstanding.

NOTE 5 -SUBSEQUENT EVENTS:

On August 3, 2011, Messrs. Kittay, Eiswerth, Brantman, and Wagenheim entered into purchase agreements (the “Purchase Agreements”) with respect to 6,718,750 shares of Common Stock for a total purchase of $671.87.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Plastron Acquisition Corp. III (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of  the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on May 24, 2011 (Inception) and maintains its principal executive office at 712 Fifth Avenue, New York, NY 10019.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 4, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)      filing Exchange Act reports, and
(ii)      investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2011, the Company had no assets.  This compares with no assets as of May 31, 2011.  The Company’s liabilities as of June 30, 2011 totaled $15,888, comprised of accrued interest due to related party, accounts payable and related party note and advances.  This compares to the Company’s liabilities as of May 31, 2011 of $12,847, comprised of accrued interest due to related party, accounts payable and a note payable to related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2011	For the Cumulative Period from May 24, 2011 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$($15,500)	$($15,500)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$15,500	$15,500
Net Increase in Cash and Cash Equivalents	$-	$-

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company from May 24, 2011 (Inception), through June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2011 and the period from May 24, 2011 (Inception) to June 30, 2011, the Company had a net loss of $15,888, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, general administrative expenses and interest expense.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 24, 2011, the Company offered and sold an aggregate of 5,000,000 shares of common stock, par value $.0001 per share (the "Common Stock") to Michael Rapp and Philip Wagenheim for an aggregate purchase price equal to $500, pursuant to the terms and conditions set forth in those certain common stock purchase agreements, dated May 24, 2011 (the “May CSPA”), as amended on July 20, 2011. The Company sold the shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The form of May CSPA and the form of amendment to the May CSPA, dated June 20, 2011 were filed as exhibits to the Company's Form 10 filed with the SEC on August 4, 2011 and incorporated herein by reference.

On August 3, 2011, the Company offered and sold an aggregate of 6,718,750 shares of Common Stock to Philip Wagenheim, Jason A. Eiswerth, David M. Kittay and Robert J. Brantman for an aggregate purchase equal to $671.87, pursuant to the terms and conditions set forth in those certain common stock purchase agreements, dated August 3, 2011 (the "August CSPA"). The Company sold the shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The form of the August CSPA was filed as an exhibit to the Company's Form 10 filed with the SEC on August 4, 2011 and incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2011.

*3.2	By-laws.

*10.1	Form of Common Stock Purchase Agreement, dated May 24, 2011

*10.2	Form of Amendment to Common Stock Purchase Agreement, dated July 20, 2011

*10.3	Form of Common Stock Purchase Agreement, dated August 3, 2011

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 4, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plastron Acquisition Corp. III

Dated: November 14, 2011	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer