Form 10-Q
period 2011-09-30
PLASTRON ACQUISITION CORP III
filed 2011-11-14
CIK 1526600

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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

PLASTRON ACQUISITION CORP. III

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2011 (Unaudited) and May 31, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended	3
	September 30, 2011 and for the Cumulative Period from May 24, 2011 (Inception) to September 30, 2011

	Statement of Stockholders' Deficit for the Period from May 24, 2011 (Inception)	4
	to September 30, 2011

	Statements of Cash Flows (Unaudited) for the Three Months Ended	5
	September 30, 2011 and for the Cumulative Period from May 24, 2011 (Inception)
	to September 30, 2011

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and	9
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 as amended, which was initially filed with the Securities and Exchange Commission (the "SEC") on August 4, 2011.

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM BALANCE SHEET

	As of	As of
	September 30, 2011	May 31, 20111
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Total current assets	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LONG TERM LIABILITIES:
Accrued interest - related party	$177	$10
Accounts payable	-	337
Note payable - related party	12,500	12500
Advances - related party	17,428	-

TOTAL LIABILITIES	30,105	12,847

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;11,718,750 shares issued and outstanding as of September 30, 2011, 5,000,000 as of May 31, 2011	1,172	500
Additional paid-in capital	-	-
Stock receivable	(1,172)	(500)
Deficit accumulated during the development stage	(30,105)	(12,847)

TOTAL STOCKHOLDERS' DEFICIT	(30,105)	(12,847)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

		From Inception
	Three Months Ended	(May 24, 2011) to
	September 30, 2011	September 30, 2011

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative expenses	14,091	29,928

LOSS FROM OPERATIONS	(14,091)	(29,928)

OTHER EXPENSE
Interest expense - related party	126	177
Total other expense	(126)	(177)

NET LOSS	(14,217)	(30,105)

BASIC NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC	9,235,734	5,000,000

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

		From Inception
	Three Months Ended	(May 24, 2011) to
	September 30, 2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,217)	$(30,105)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating liabilities:	(337)	-
Increase in accrued liabilities	126	177
Net cash used in operating activities	$(14,428)	$(29,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-
Proceeds from note payable - related party	-	12,500
Related party advances	14,428	17,428
Net cash provided by financing activities	14,428	29,928

NET INCREASE IN CASH AND CASH EQUIVALENTS	$0	$0

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$0

Supplemental Schedule of Non-cash for
Investing and Financing Activities:
Common stock receivable	$672	$1,172

Plastron Acquisition Corp. III
A Development Stage Company
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIT
From Inception (May 24, 2011) to September 30, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common stock	(Deficit) Accumulated During the Development	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
BALANCES AT INCEPTION (MAY 24, 2011)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share	-	-	5,000,000	500	-	(500)	-	-
Net loss	-	-	-	-	-		(15,888)	(15,888)
BALANCES AT JUNE 30, 2011	-	$-	5,000,000	$500	$-	$(500)	(15,888)	(15,888)
Net loss	-	-	-	-	-		(14,217)	(14,217)
Issuance of common stock for cash at $.0001 per share	-	-	6,718,750	672	-	(672)	-	-
BALANCES AT SEPTEMBER 30, 2011	-	$-	11,718,750	$1,172	$-	$(1,172)	$(30,105)	$(30,105)

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, and had an accumulated deficit of ($30,105) as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10 as amended, initially filed August 4, 2011. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
.
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

Form inception (May 24, 2011) to September 30, 2011, interest expense was $177.

NOTE 3 -RELATED PARTY ADVANCES:

During the three months ended September 30, 2011, the Company received a total of $17,428  from BCM. The $17,428 in advances made during the three month period ended September 30, 2011 are unsecured, bear no interest, and are payable on demand.

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

On May 24, 2011, Messrs. Rapp and Wagenheim entered into purchase agreement, as amended July 14, 2011, with respect to 5,000,000 shares of Common Stock for total consideration of $500.

On August 3, 2011, Messrs. Kittay, Eiswerth, Brantman, and  Wagenheim entered into purchase agreements with respect to 6,718,750 shares of Common Stock for total consideration of $671.87. As of September 30, the Company has not received any funds related to any stock purchases and recorded a common stock receivable for the balance due $1,171.87.

As of September 30, 2011, 11,718,750 shares of Common Stock were issued and outstanding.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had no assets.  This compares with no assets as of May 31, 2011.  The Company’s liabilities as of September 30, 2011 totaled $30,105, comprised of accrued interest, related party note and advances.  This compares to the Company’s liabilities as of May 31, 2011 of $12,847, comprised of accrued interest, accounts payable and a note payable to related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2011	For the Cumulative Period from May 24, 2011 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(14,428)		$(29,928)
Net Cash (Used in) Investing Activities	$-	$
Net Cash Provided by Financing Activities	$14,428		$29,928
Net Increase in Cash and Cash Equivalents	$-		$-

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company from May 24, 2011 (Inception), through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2011, the Company had a net loss of $14,217, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in August of 2011 and interest expense.

For the cumulative period from May 24, 2011 (Inception) to September 30, 2011, the Company had a net loss of $30,105, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, general administrative expenses and interest expense.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2011, the Company offered and sold an aggregate of 6,718,750 shares of common stock, par value $.0001 per share (the "Common Stock") to Philip Wagenheim, Jason A. Eiswerth, David M. Kittay and Robert J. Brantman for an aggregate purchase equal to $671.87, pursuant to the terms and conditions set forth in those certain common stock purchase agreements, dated August 3, 2011 (the "CSPA"). The Company sold the shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The form of the CSPA was filed as an exhibit to the Company's Form 10 filed with the SEC on August 4, 2011 and incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2011.

*3.2	By-laws.

*10.1	Form of Common Stock Purchase Agreement, dated August 3, 2011

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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