Form 10-Q
period 2012-06-30
PLASTRON ACQUISITION CORP III
filed 2012-08-10
CIK 1526600

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,718,750 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2012.

PLASTRON ACQUISITION CORP. III

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2

	Statement of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and for the Cumulative Period from Inception (May 24, 2011) to June 30, 2012	3

	Statement of Stockholders' Deficit for the Period from Inception (May 24, 2011) to June 30, 2012	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and for the Cumulative Period from Inception (May 24, 2011) to June 30, 2012	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		16

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the period ended December 31, 2011.

Plastron Acquisition Corp. III

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	As of	As of
	June 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,172	$-
Total current assets	1,172	-

TOTAL ASSETS	$1,172	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances - related party	$39,817	$23,966
Total current liabilities	39,817	23,966

LONG-TERM LIABILITIES
Accrued interest - related party	555	304
Note payable - related party	12,500	12,500
Total long-term liabilities	13,055	12,804

TOTAL LIABILITIES	52,872	36,770

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;11,718,750 shares issued and outstanding	1,172	1,172
Additional paid-in capital	-	-
Stock receivable	-	(1,172)
Deficit accumulated during the development stage	(52,872)	(36,770)

TOTAL STOCKHOLDERS' DEFICIT	(51,700)	(36,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,172	$-

Plastron Acquisition Corp. III

(A Development Stage Company)

STATEMENT OF OPERATION

(Unaudited)

					From Inception
	Three Months Ended		Six Months Ended		(May 24, 2011) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Professional Fees	4,200	15,500	12,850	15,500	45,050
General and administrative expenses	1,099	337	3,001	337	7,267
Total operating expenses	5,299	15,837	15,851	15,837	52,317

LOSS FROM OPERATIONS	(5,299)	(15,837)	(15,851)	(15,837)	(52,317)

OTHER EXPENSE
Interest expense - related party	126	51	251	51	555
Total other expense	(126)	(51)	(251)	(51)	(555)

NET LOSS	(5,425)	(15,888)	(16,102)	(15,888)	(52,872)

BASIC NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC	11,718,750	5,000,000	11,718,750	5,000,000

Plastron Acquisition Corp. III

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From Inception (May 24, 2011) to June 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common stock	(Deficit) Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	During the Development Stage	Deficit
BALANCES AT INCEPTION (MAY 24, 2011)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share	-	-	5,000,000	500	-	(500)	-	-
Issuance of common stock for cash at $.0001 per share	-	-	6,718,750	672	-	(672)	-	-
Net loss	-	-	-	-	-		(36,770)	(36,770)
BALANCES AT DECEMBER 31, 2011 (audited)	-	-	11,718,750	1,172	-	(1,172)	(36,770)	(36,770)
Cash received						1,172		1,172
Net loss	-	-	-	-	-		(16,102)	(16,102)
BALANCES AT JUNE 30, 2012 (unaudited)	-	$-	11,718,750	$1,172	$-	$-	$(52,872)	$(51,700)

Plastron Acquisition Corp. III

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			From Inception
	Six Months Ended	Six Months Ended	(May 24, 2011) to
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,102)	$(15,888)	$(52,872)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating liabilities:	-	-	-
Increase in accrued liabilities	251	51	555
Net cash used in operating activities	(15,851)	(15,837)	(52,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock receivable	1,172	-	1,172
Proceeds from note payable - related party	-	-	12,500
Advances- related party	15,851	15,837	39,817
Net cash provided by financing activities	17,023	15,837	53,489

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,172	-	1,172

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,172	$-	$1,172

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had an accumulated deficit of ($52,872) as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements as of June 30, 2012. Operating results for the three and six months period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2011 of the Company.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2012, no income tax expense has been incurred.

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

Form inception (May 24, 2011) to June 30, 2012, interest expense was approximately $555.

NOTE 3 -	RELATED PARTY ADVANCES:

During the three and six months ended June 30, 2012, the Company received a total of $6,299 and $15,851, respectively, from BCM. The advances made during the three month and six month period ended June 30, 2012 bear no interest and are payable on demand.

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

On May 24, 2011, Messrs. Rapp and Wagenheim entered into purchase agreement, as amended July 14, 2011, with respect to 5,000,000 shares of Common Stock for total consideration of $500. The proceeds from this sale were received in the six month period ending June 30, 2012.

On August 3, 2011, Messrs. Kittay, Eiswerth, Brantman, and Wagenheim entered into purchase agreements with respect to 6,718,750 shares of Common Stock for total consideration of $672. The proceeds from this sale were received in the six month period ending June 30, 2012.

As of June 30, 2012, 11,718,750 shares of Common Stock were issued and outstanding.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by Broadband Capital Management LLC (“BCM”), our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,172 in cash. Since inception, BCM has provided all necessary funds to the Company. On May 25, 2011, the Company issued a promissory note (the “Promissory Note”) to BCM pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. Interest received accrues on the outstanding principal balance of this loan on the basis of a 360-day year beginning with the date the Company received the funds from BCM and continues until paid in full at the rate of four percent (4%) per annum. The Company received the funds, which were used to pay legal, accounting and other fees and expenses incurred in connection with the incorporation of the Company and the filing of the Company’s Registration Statement on Form 10, represented by the Promissory Note on May 25, 2011. As of June 30, 2012, the accrued interest on the Promissory Note was $555. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $1,172, comprised exclusively of cash. This compares with no assets as of December 31, 2011. The Company’s liabilities as of June 30, 2012 totaled $52,872, comprised of accrued interest and related party notes and advances. This compares to the Company’s total liabilities as of December 31, 2011 of $36,770, comprised of accrued interest and related party notes and advances. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2012	For the Cumulative Period from Inception (May 24, 2011) to June 30, 2012
Net Cash (Used in) Operating Activities	$(15,851)	$(52,317)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$17,023	$53,489
Net Increase in Cash and Cash Equivalents	$1,172	$1,172

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company from Inception (May 24, 2011) through June 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended June 30, 2012, the Company had a net loss of $16,102, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from Inception (May 24, 2011) to June 30, 2012, the Company had a net loss of $52,872, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 in August of 2011 and the Company’s periodic reports, general administrative expenses and interest expense.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three and six months ended June 30, 2012, the Company received a total of $6,299 and $15,851 in advances, respectively, from BCM, which bear no interest and are payable on demand.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2011.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 4, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plastron Acquisition Corp. III

Dated: August 10, 2012	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

