Form 10-K
period 2012-12-31
PLASTRON ACQUISITION CORP III
filed 2013-03-29
CIK 1526600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54470

_______________________________________________

PLASTRON ACQUISITION CORP. III

(Exact name of registrant as specified in its charter)

______________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	45-2396212 (I.R.S. Employer Identification No.)

712 Fifth Avenue, New York, New York 10019

(Address of principal executive offices)
(212) 759-2020

(Registrant’s telephone number, including area code)

_____________________________________________

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding common stock held by non-affiliates, computed by reference to the closing sales price for the Registrant’s common stock on June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter was approximately $0.

There were 7,812,500 shares of common stock outstanding as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. As of the date of the period covered by this report, we anticipate that we will have limited funds available for investigation. Therefore, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company. At this time the Company has not specifically identified any third parties that it may engage, except that Broadband Capital Management LLC (“BCM”), a registered broker-dealer and FINRA member, may assist the Company with due diligence in identifying a business combination target. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. BCM may receive compensation for any services it might provide to the Company, which if paid will be comparable to unaffiliated third party fees. Also, although we do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be BCM. Through the date of the period covered by this report, BCM has advanced an aggregate of $36,466 to cover expenses incurred by the Company. Although we anticipate that BCM will continue to advance funds to cover expenses incurred by the Company, there are currently no formal agreements in place and no assurances that BCM will continue to advance any funds to cover expenses on behalf of the Company.As of this date, BCM has not had any discussion or preliminary discussion with any potential business combination candidate regarding business opportunities for the Company.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Through information obtained from industry professionals including attorneys, investment bankers, and other consultants with significant experience in the reverse merger industry, and publications, such as the Reverse Merger Report, the Company is aware that there are hundreds of shell companies seeking a business combination target. As a result, the Company’s management believes it is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

In addition, management is currently involved with two other blank check companies, Committed Capital Acquisition Corporation (“CCAC”) and Plastron Acquisition Corp. IV. Conflicts in the pursuit of business combinations with such other blank check companies with which our management is affiliated with may arise. In the event of identical officers and directors between blank check companies in which our management is involved, if a decision is to be made with regards to which company will pursue a particular transaction, our management and board of directors will use their reasonable judgment to determine the company that will be entitled to proceed with the proposed transaction. At this time, the Company has not identified any specific factors or criteria that will be used to determine which entity will proceed with a proposed transaction in the event of a conflict of interest and management reserves the right to use any such criteria as it determines to be relevant at the time a proposed transaction is presented. However, in the event a conflict of interest arises in connection with the identification of a proposed business transaction, the Company’s management intends to take all such actions as may be required in order to satisfy its fiduciary duties. At this time, there are no specific conflicts of interests identified by our management.

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

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. Due to our management’s affiliation with BCM, we expect that BCM will assist the Company in identifying a business combination target for us. Except as disclosed herein, we currently have no other agreements or preliminary agreements or understandings between us and BCM. Our management also attends numerous conferences where industry professionals including attorneys, investment bankers, and other consultants with significant experience in the reverse merger industry are present and often have a common goal of creating networking opportunities that will assist in identifying business combination targets. Through its affiliation with other blank check companies, our management has been involved in one such business combination transaction pursuant to which an operating company, Ally Profit Investments Limited (“Ally Profit”) and a shell company, Plastron Acquisition Corp. I (“Plastron I”) completed a share exchange transaction whereby the shareholders of Ally Profit exchanged all of their issued and outstanding shares of capital stock of Ally Profit for shares of common stock of Plastron I. As a result of the transaction, Ally Profit became the wholly owned subsidiary of Plastron I, which, in connection with the business combination, changed its name to Lihua International Inc. (“Lihua”) and assumed the operations of Ally Profit and its subsidiaries. The stockholders of Ally Profit became the stockholders of Lihua. In addition, contemporaneous with the closing of the share exchange transaction, Lihua also completed a private placement transaction primarily for the purposes of raising funds in order to cover the costs and expenses related to the business combination transaction. Shortly after the closing of the business combination transaction, Lihua, the newly combined company, filed an S-1 registration statement with the Securities and Exchange Commission (“SEC”) for trading directly onto a senior exchange, the NASDAQ. Our management, Michael Rapp and Philip Wagenheim, served as President and Secretary, respectively, and directors of Plastron I until the closing of the share exchange transaction with Ally Profit, at which time they resigned.

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

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of BCM at no charge and there is no agreement to pay any rent in the future. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. BCM rents the office space, with approximately 2,800 square feet, at 712 Fifth Avenue, New York, NY 10019. Management believes that the office space is more than suitable and adequate. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share. The common stock is not listed on a publicly-traded market. As of December 31, 2012 and as of the date of this report, there are five record holders of the common stock and a total of 11,718,750 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2012.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $781 in cash. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. However, BCM has previously provided all necessary funds to the Company. As of the date of this filing, the Company has a cash balance of $781. On May 25, 2011, the Company issued BCM a promissory note (the “Promissory Note”) pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. Interest received accrues on the outstanding principal balance of this loan on the basis of a 360-day year beginning with the date the Company received the funds from BCM and continues until paid in full at the rate of four percent (4%) per annum. The Company received the funds represented by the Promissory Note on May 25, 2011. The Company used these funds to pay legal, accounting and other fees and expenses incurred in connection with the incorporation of the Company and the filing of the Company’s Registration Statement on Form 10. As of December 31, 2012, the accrued interest on the Promissory Note was $811. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

The Company is in the development stage and has not earned any revenues from operations to date. In the next twelve months we expect to incur expenses equal to approximately $30,000 for legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. We believe we will be able to meet these expenses through additional amounts, as necessary, to be advanced by or invested in us by our stockholders, management, BCM or other investors. Our management, stockholders and BCM have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management, our stockholders or BCM specifically requiring that they provide any funds to the Company. Therefore, there are no assurances that such funds will be available or that the Company will be able to secure any additional funding as needed. The costs related to the acquisition of a business combination target company are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company. Therefore, we believe such costs are unascertainable until the Company indentifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, if we do, we contemplate that at least one of the third parties who may introduce business combinations to us may be BCM, a registered broker-dealer and member of FINRA. Michael Rapp, our President and a director, is the Chairman of BCM. Philip Wageheim, our Secretary and a director, is the Vice Chairman of BCM. Except as disclosed herein, there are currently no other agreements or preliminary agreements or understandings related to finding potential target businesses between us and BCM. Any finders fees paid to BCM will be comparable with unaffiliated third party fees.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management, through its various contacts and its affiliations with other entities, including BCM, will locate a business combination target. We expect that funds in the amount of approximately $30,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management, stockholders and BCM have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company, our management, stockholders or BCM specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $781 in assets comprised exclusively of cash. The Company’s liabilities as of December 31, 2012 totaled $64,456, comprised of accrued interest, related party note, accounts payable and advances. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in)operating, investing, and financing activities for the year ended December 31, 2012, December 31, 2011, and the cumulative period from Inception (May 24, 2011) to December 31, 2012.

	For the Year End December 31, 2012	For the Year End December 31, 2011	For the Cumulative Period from Inception (May 24, 2011) to December 31, 2012
Net Cash Used in Operating Activities	$(26,667)	$(36,466)	$(63,143)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$ 27, 458	$ 36, 466	$ 63, 924
Net Increase in Cash and Cash Equivalents	$781	$-	$781

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from Inception (May 24, 2011) to December 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the cumulative period from Inception (May 24, 2011) to December 31, 2012, the Company had a net loss of $64,456, comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Plastron Acquisition Corp. III

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet (Audited) as of December 31, 2012, and December 31, 2011	F-3

Statement of Operation (Audited) for the period ending December 31, 2012, December 31, 2011, and from Inception (May 24,2011) to December 31, 2012	F-4

Statement of Changes in Stockholders’ Deficit (Audited) for the period from Inception (May 24, 2011) to December 31, 2012	F-5

Statements of Cash Flows (Audited) for the period ending December 31, 2012, December 31, 2011, and for the period from Inception (May 24, 2011) to December 31, 2012	F-6

Notes to Financial Statements	F-7

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Plastron Acquisition Corp III

We have audited the accompanying balance sheets of Plastron Acquisition Corp III (A Development Stage Company) (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and for the periods from inception (May 24, 2011) to December 31, 2011 and from inception (May 24, 2011) to December 31, 2012. Plastron Acquisition Corp III management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastron Acquisition Corp III (A Development Stage Company) as of December 31, 2012 and 2011 and the result of its operations and its cash flows for the year ended December 31, 2012 and for the periods from inception (May 24, 2011) to December 31, 2011 and from inception (May 24, 2011) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 25, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

Plastron Acquisition Corp. III
(A Development Stage Company)
BALANCE SHEET
(Audited)

	As of	As of
	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$781	$-
Total current assets	781	-

TOTAL ASSETS	781	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances - related party	50,643	23,966
Accounts payable	502	-
Total current liabilities	51,145	23,966

LONG-TERM LIABILITIES
Accrued interest - related party	811	304
Note payable - related party	12,500	12,500
Total long-term liabilities	13,311	12,804

TOTAL LIABILITIES	64,456	36,770

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;11,718,750 shares issued and 7,812,500 and 11,718,750 shares outstanding, respectively	1,172	1,172
Additional paid-in capital	-	-
Stock receivable	-	(1,172)
Treasury stock	(391)
Deficit accumulated during the development stage	(64,456)	(36,770)

TOTAL STOCKHOLDERS' DEFICIT	(63,675)	(36,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$781	$-

Plastron Acquisition Corp. III
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Audited)

			From Inception
	For the year ended	For the year ended	(May 24, 2011) to
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	21,250	32,200	53,450
General and administrative expenses	5,929	4,266	10,195

LOSS FROM OPERATIONS	(27,179)	(36,466)	(63,645)

OTHER EXPENSE
Interest expense - related party	507	304	811
Total other expense	(507)	(304)	(811)

NET LOSS	(27,686)	(36,770)	(64,456)

BASIC NET LOSS PER SHARE	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC	10,235,229	9,569,961

Plastron Acquisition Corp. III
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Audited)

			From Inception
	For the year ended	For the year ended	(May 24, 2011) to
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,686)	$(36,770)	$(64,456)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating liabilities:

Increase in accounts payable and accrued liabilities	1,009	304	1,313
Net cash used in operating activities	$(26,677)	$(36,466)	$(63,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	1,172		1,172
Treasury purchases	(391)		(391)
Proceeds from note payable - related party	-	12,500	12,500
Advances- related party	26,677	23,966	50,643
Net cash provided by financing activities	27,458	36,466	63,924

NET INCREASE IN CASH AND CASH EQUIVALENTS	$781	$-	$781

Cash and cash equivalents at beginning of period	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$781	$-	$781

Plastron Acquisition Corp. III
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
From Inception (May 24, 2011) to December 31, 2012
(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Common stock	Treasury	(Deficit) Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	stock	During the Development Stage	Deficit
BALANCES AT INCEPTION (MAY 24, 2011)	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share	-	-	11,718,750	1,172	-	(1,172)		-	-
Net loss	-	-	-	-	-			(36,770)	(36,770)
BALANCES AT DECEMBER 31, 2011	-	-	11,718,750	1,172	-	(1,172)		(36,770)	(36,770)
Cash received						1,172			1,172
Purchase of Treasury stock							(391)		(391)
Net loss								(27,686)	(27,686)
BALANCES AT DECEMBER 31, 2012	-	$-	11,718,750	$1,172	$-	$-	$(391)	$(64,456)	$(63,675)

PLASTRON ACQUISITION CORP. III

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had an accumulated deficit of ($64,456) as of December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements as of December 31, 2012.

(c)	Use of estimates

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

PLASTRON ACQUISITION CORP. III

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

The Company does not maintain a bank account and holds all cash in a lock box.

(e)	Income taxes

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012, no income tax expense has been incurred.

(f)	Loss per common share

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

PLASTRON ACQUISITION CORP. III

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Fair value of financial instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(h)	New accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 -   NOTE PAYABLE – RELATED PARTY

On May 25, 2011, the Company entered into an unsecured loan agreement with Broadband Capital Management, LLC“BCM”, pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, serve as management of BCM, a registered broker-dealer. Interest accrues on the outstanding principal balance of this loan on the basis of a 360-day year daily from May 25, 2011, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum.

From inception (May 24, 2011) to December 31, 2012, interest expense was approximately $811.

NOTE 3 -RELATED PARTY ADVANCES

During the years ended December 31, 2012 and December 31, 2011, the Company received a total of $26,677 and $23,996, respectively, from BCM and from inception (May 24, 2011) to present the Company received a total of $50,643 from BCM . These advances bear no interest and are payable on demand.

PLASTRON ACQUISITION CORP. III

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 4 -   STOCKHOLDERS’ DEFICIT

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

On May 24, 2011, Messrs. Rapp and Wagenheim entered into purchase agreement, as amended July 14, 2011, with respect to 5,000,000 shares of Common Stock for total consideration of $500. The proceeds from this sale were received during the year ending December 31, 2012.

On August 3, 2011, Messrs. Kittay, Eiswerth, Brantman, and Wagenheim entered into purchase agreements with respect to 6,718,750 shares of Common Stock for total consideration of $672. The proceeds from this sale were received during the year ending December 31, 2012.

On August 14, 2012, the Company repurchased 3,906,250 shares from Messrs. Kittay and Brantman for $391. The Company now holds the repurchased Common Stock in treasury.

As of December 31, 2012, 11,718,750 shares of Common Stock were issued and 7,812,500 shares of Common Stock were outstanding.

NOTE 5 -   INCOME TAX

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 “Income Taxes”. ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of December 31, 2012, the Company had net operating loss carry forwards of $811 and organizational costs of $63,645. Future tax benefits which may arise as a result of these losses and costs have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2031 and organizational costs will be amortized over a period of fifteen years beginning at the time the Company becomes an operating company.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012 and 2011:

PLASTRON ACQUISITION CORP. III

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 5 -   INCOME TAX (Continued)

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$811	$304
Organizational costs to be amortized:	63,645	36,466
Total operating loss carryforward	22,560	12,870
Less: Valuation allowance	(22,560)	(12,870)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2012 was $22,560, as compared to $12,870 as of December 31, 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and December 31, 2011.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2012	2011

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

At December 31, 2012, the Company had an unused net operating loss carryover of approximately $63,645 that is available to offset future taxable income which expires beginning 2031.

NOTE 6 -   SUBSEQUENT EVENT

The Company has completed an evaluation of the impact of any subsequent events through March 25, 2013, the date these financial statements were issued, and determined that there were no subsequent events requiring disclosure in or adjustment to these financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s officers and directors, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 31, 2012were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Michael Rapp	45	President and Director	Inception (May 24, 2011) thru Present
Philip Wagenheim	42	Secretary and Director	Inception (May 24, 2011) thru Present

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

Philip Wagenheim is the Company’s Secretary and a director. Mr. Wagenheim has over 20 years of experience in the financial industry and is currently the vice chairman of BCM. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber as an account executive and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities as an account executive. Mr. Wagenheim served as Secretary and a director of Plastron Acquisition Corp. I, a publicly reporting, blank check and non-trading shell company, from 2006 until a share exchange with an operating company was completed in 2008. In addition, Mr. Wagenheim has served as Secretary and a director of Committed Capital Acquisition Corp. (formerly Plastron Acquisition Corp. II), a blank check company that is quoted on the OTCBB, as well as Plastron Acquisition Corp. IV, another publicly reporting, blank check and non-trading shell company. As of May 2011, Mr. Wagenheim also has served as the President, Secretary and director of Committed Capital Acquisition Corporation II (“CCAC II”) and Committed Capital Acquisition Corporation III (“CCAC III”),both newly formed blank check companies that are anticipated to be quoted on the OTCBB. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s past experience as founder of a blank check company which has completed a business combination and his past experience in the reverse merger industry will be beneficial to the Company as it seeks to carry out its business plan.

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

The above blank check companies were organized with the same business purpose as the Company, which is to seek the acquisition of or merger with an existing company. Management is currently involved with fourother blank check companies:(i) Committed Capital Acquisition Corporation, a public company trading under the symbol CCAC; (ii)Plastron Acquisition Corp. IV, a non-trading public company; (iii) Committed Capital Acquisition Corp. II, a recently formed public company that expects to be quoted on the OTCBB; and (iv) Committed Capital Acquisition Corp. III, another recently formed public company that also expects to be quoted on the OTCBB. Conflicts in the pursuit of business combinations with such other blank check company with which they and other members of our management are, and may in the future be, affiliated with may arise. In the event of identical officers and directors, such individuals will use their reasonable judgment to determine the company that will be entitled to proceed with the proposed transaction.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by the Company to each of our named executive officers and directors for the fiscal year ended December 31, 2012.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Michael Rapp President and Director	2012	None	None	None	None
	2011	None	None	None	None
Philip Wagenheim Secretary and Director	2012	None	None	None	None
	2011	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of the date of this filing, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Directors and Officers:
Name	Aggregate number of shares beneficially owned	Percentage of outstanding common stock

Michael Rapp (1)	3,125,000	22.22%

Philip Wagenheim(2)	3,125,000	22.22%

All Directors and officers as a group (2 persons):	6,250,000	53.33%

5% Holders:
Name and Address	Aggregate number of shares beneficially owned	Percentage of outstanding common stock

Jason A. Eiswerth 712 Fifth Avenue, 22nd Floor New York, New York 10019	1,562,500	11.11%

(1)	Michael Rapp is President and a director of the Company.
(2)	Philip Wagenheim is Secretary and a director of the Company.

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

During the period from inception (May 24, 2011) to December 31, 2012, the Company has received $50,643 in advances from BCM. The $50,643 in advances bear no interest and are payable on demand.

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

Item 14. Principal Accounting Fees and Services

De Joya Griffith, LLC (“DG”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by DG for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $12,000 for the fiscal year ended December 31, 2012.

Audit-Related Fees

There were no fees billed by DG for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2012.

Tax Fees

There were no fees billed by DG for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012.

All Other Fees

There were no fees billed by DG for other products and services for the fiscal year ended December 31, 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

_________

*Page F-1 follows page 8 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2011.

*3.2	By-laws.

*4.1	Promissory Note issued by the Company to Broadband Capital Management LLC, dated May 25, 2011.

*10.1	Form of Common Stock Purchase Agreement, dated May 24, 2011.

*10.2	Form of Amendment to Common Stock Purchase Agreement, dated July 20, 2011.

*10.3	Form of Common Stock Purchase Agreement, dated August 3, 2011.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plastron Acquisition Corp. III

Dated: March 29, 2013	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2013	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

